Form 10-K405
period 1997-09-30
OMI TRUST 1997 A
filed 1997-12-29
CIK 1036342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(MARK ONE)
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.  [FEE REQUIRED]

For the fiscal year ended September 30, 1997
                          ----------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.  [NO FEE REQUIRED]

For the transition period from __________________ to _____________________


Commission file number    33-99320
                      ----------------------------------


                          OMI TRUST 1997-A
  ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Pennsylvania                                       23-2884205
-------------------------------------------------------------------------------
 State or other jurisdiction of              (I.R.S.Employer Identification No.)
 incorporation or organization


         c/o PNC Bank, National Association
         Corporate Trust Department
         Attention:  Judy Wisniewskie.
         1700 Market St, Philadelphia, Pennsylvania             19103
-------------------------------------------------------------------------------
         (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code (215) 585-8872
                                                   ----------------------


Securities registered pursuant to Section 12(b) of the Act: None
                                                          ----------------

Securities registered pursuant to Section 12(g) of the Act: None
                                                           -----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                OMI TRUST 1997-A
                        Oakwood Mortgage Investors, Inc.
                Manufactured Housing Contract Senior/Subordinated
                    Pass-Through Certificates, Series 1997-A

                                    FORM 10-K
                                      INDEX


PART I.                                                            Page Number
                                                                   -----------
     Item 1.  Business
     Item 2.  Properties
     Item 3.  Legal Proceedings
     Item 4.  Submission of Matters to a Vote of Security Holders

PART II.

     Item 1.  Market for Registrant's Common Equity and Related
              Stockholder Matters
     Item 2.  Selected Financial Data
     Item 3.  Management's Discussion and
              Analysis of Financial Condition and Results of Operations
     Item 4.  Financial Statements and Supplementary Data
     Item 5. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

PART III.

     Item 1. Directors and Executive Officers of the Registrant
     Item 2. Executive Compensation
     Item 3. Security Ownership of Certain Beneficial Owners and Management
     Item 4. Certain Relationships and Related Transactions

PART IV.

     Item 1. Exhibits, Financial Statement Schedules and Reports on Form 8-K


SIGNATURES

INDEX OF EXHIBITS

                                     PART I


ITEM 1.    BUSINESS.

                  Not Applicable.

ITEM 2.    PROPERTIES.

                  Not Applicable.

ITEM 3.    LEGAL PROCEEDINGS.

                  Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not Applicable.


                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

           At the end of the Registrant's fiscal year, there were a total of __46___ holders of the Registrant's Series 1997-A Manufactured Housing Contract Senior/Subordinated Pass-Through Certificates, Class A-1, Class A-2, Class A-3 and Class B-1 (collectively, the "Certificates").

ITEM 6.    SELECTED FINANCIAL DATA.

                  Not Applicable.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATION.

                  Not Applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  Not Applicable.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURE.

                  Not Applicable.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  Not Applicable.

ITEM 11.   EXECUTIVE COMPENSATION.

                  Not Applicable.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                  Not Applicable.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  Not Applicable.


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                  Exhibits


                  99.1   Annualized Remittance Report.

                  99.2 Annual Report of Registrant's Independent Certified Public Accountants as Required by Section 3.13(b) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement
                         (November 1995 Edition).

                  99.3   Servicer's Annual Compliance Statement as Required by
                         Section 3.13(a) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement (November 1995 Edition).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       OMI TRUST 1997-A, REGISTRANT

                                       By:  OAKWOOD MORTGAGE INVESTORS, INC.,
                                              as depositor


Dated   December 26, 1997                   /s/ Douglas R. Muir
                                            -------------------
                                             Douglas R. Muir
                                             Vice President

                                INDEX OF EXHIBITS
                                                           Page of Sequentially
                                                              Numbered Pages
                                                         -----------------------


  99.1   Annualized Remittance Report.

  99.2   Annual Report of Registrant's Independent Certified
         Public Accountants as Required by Section 3.13(b) of
         Oakwood Mortgage Investors, Inc.'s Standard Terms to
         Pooling and Servicing Agreement
         (November 1995 Edition).

  99.3   Servicer's Annual Compliance Statement as Required by
         Section 3.13(a) of Oakwood Mortgage Investors, Inc.'s
         Standard Terms to Pooling and Servicing Agreement
         (November 1995 Edition).


OAKWOOD MORTGAGE INVESTORS, INC. 1997-A
OAKWOOD ACCEPTANCE CORP. -  SERVICER
FISCAL YEAR ENDED SERIES REPORT
REPORTING:  FISCAL YEAR 1997




NOTE: THIS FISCAL YEAR-END SERIES REPORT REPORTS INFORMATION ON THE ASSETS
INCLUDED IN OMI TRUST 1997-A AS OF THE END OF THE PREPAYMENT PERIOD THAT BEGAN
ON SEPTEMBER 1, 1997 AND ENDED ON SEPTEMBER 30, 1997 AND AS OF THE END OF THE
COLLECTION PERIOD THAT BEGAN ON SEPTEMBER 2, 1997 AND ENDED ON OCTOBER 1, 1997.
ACCORDINGLY, THE INFORMATION PRESENTED WITH REGARD TO THE CERTIFICATES REFLECTS
INFORMATION AS OF THE CLOSE OF BUSINESS ON OCTOBER 15, 1997, WHICH IS THE
DISTRIBUTION DATE ON WHICH COLLECTIONS MADE AND LOSSES INCURRED DURING SUCH
PREPAYMENT PERIOD AND COLLECTION PERIOD WERE PASSED THROUGH TO
CERTIFICATEHOLDERS.




 Scheduled Principal Balance of Contracts
-------------------------------------------------------------------------------------------------------------

Beginning                                                                                  Ending        Scheduled
Principal            Scheduled        Prepaid       Liquidated    Contracts                Principal       Gross         Servicing
Balance              Principal        Principal     Principal     Repurchased              Balance      Interest           Fee
-----------------------------------------------------------------------------------------------------------------------------------


 185,107,770.91 (2,184,332.28)   (6,804,712.36)   (906,628.62)       0.00          175,212,097.65    12,715,909.68     1,204,522.24
===================================================================================================================================










Scheduled                                                           Amount
  Pass Thru               Liquidation          Reserve             Available for
  Interest                Proceeds             Fund Draw           Distribution
----------------------------------------------------------------------------------------------------


       11,511,387.44           690,552.91                0.00        22,395,507.23(1)
====================================================================================================









 Class A-6 Liquidity Account
--------------------------------------------------------------------------------------------------------------------


 Beginning                                     Investment            Balance Before      Reserve         Reserve
  Balance          Deposits (1)  Distrib.      Interest         10/15/97 Distribution   Fund Draw       Fund Deposit
--------------------------------------------------------------------------------------------------------------------

   0.00           301,669.13     -6,680.80       7,891.23               302,879.56         0.00
====================================================================================================================








----------------------------------------------------------------
                                                                               Reserve Fund Required Balance
                                                                               -----------------------------------------
     Balance After                                                               Before 10/15/97     After 10/15/97
    10/15/97 Distribution    Excess                                           Distribution        Distribution
----------------------------------------------------------                     -----------------------------------------

 302,879.56                1,210.43                                             301,669.13           301,669.13
========================================================                     =========================================






 Class B-1 Liquidity Account
------------------------------------------------------------------------------------------------------------------------
Beginning                                    Investment            Balance Before      Reserve        Reserve
 Balance       Deposits (1)    Distrib.      Interest         10/15/97 Distribution   Fund Draw      Fund Deposit
-------------------------------------------------------------------------------------------------------------------------

 0.00           327,539.25     -7,253.69       8,567.93               328,853.49      0.00          0.00
=========================================================================================================================





                                                                         Reserve Fund Required Balance
                                                                        -----------------------------------------
    Balance After                                                        Before 10/15/97     After 10/15/97
   10/15/97 Distribution           Excess                                   Distribution        Distribution
------------------------------------------------------------            -----------------------------------------

       328,853.49                1,314.34                                327,539.25           327,539.15
============================================================            =========================================





    Certificate Account as of 9/30/97
---------------------------------------------------------------------------------------------------

Beginning                   Deposits                                 Investment        Ending

 Balance         Principal             Interest     Distributions     Interest         Balance
---------------------------------------------------------------------------------------------------

  0.00         9,581,845.00        10,963,191.09  (19,624,837.57)       22,352.15      942,550.67
===================================================================================================








                                  P&I Advances
-------------------------------------------------------------------------------------


  Beginning       Recovered              Current              Ending
  Balance        Advances               Advances             Balance
------------------------------------------------------------------------------------



 0.00           (6,820,630.67)        7,700,584.07          879,953.40
====================================================================================




(1) PURSUANT TO THE APPLICABLE POOLING AND SERVICING AGREEMENT, $629,208.37 OF THE AMOUNTS AVAILABLE FOR DISTRIBUTION ON DISTRIBUTION DATES DURING THE FISCAL YEAR WERE DEPOSITED INTO THE RESERVE FUND, AND $1,204,522.24 OF SUCH AMOUNTS WERE USED TO PAY SERVICING FEES DUE TO THE SERVICER. CONSEQUENTLY, THE TOTAL AMOUNT DISTRIBUTED ON THE CERTIFICATES DURING THE FISCAL YEAR WAS $20,561,776.62.



OAKWOOD MORTGAGE INVESTORS, INC. 1997-A
OAKWOOD ACCEPTANCE CORP. -  SERVICER
FISCAL YEAR ENDED SERIES REPORT
REPORTING:  FISCAL YEAR 1997

                                                        Repo Properties
                                                       Brought Current by                           Aggregate Repo Properties
                              Gross Repossessions          Borrower          Net Current Repos        in Trust at Month-End
                                       Principal             Principal          Principal                   Principal
                      #                 Balance    #          Balance     #    Balance        #             Balance
                   -----------------------------------------------------------------------------------------------------------------

Oct-96                    0  $             -      - $      -        -  $            -         -                 -
Nov-96                    0                -      -        -        -               -         -                 -
Dec-96                    0                -      -        -        -               -         -                 -
Jan-97                    0                -      -        -        -               -         -                 -
Feb-97                    1           21,901.12                      1          21,901.12     1             21,901.12
Mar-97                    5          113,777.70                      5         113,777.70     6            135,678.82
Apr-97                   13          317,797.85                     13         317,797.85    19            453,476.67
May-97                   10          340,312.22                     10         340,312.22    29            793,788.89
Jun-97                   13          329,810.99                     13         329,810.99    42          1,123,599.88
Jul-97                   27          726,670.28                     27         726,670.28    69          1,850,270.16
Aug-97                   27          883,889.27                     27         883,889.27    96          2,734,159.43
Sep-97                   25          748,857.59   (1) (72,663.13)   24         676,194.46   120          3,410,353.89
                   -----------------------------------------------------------------------------------------------------------------

Total of month
 end balance            121  $     3,483,017.02  (1) $(72,663.13)  120 $     3,410,353.89   382  $     10,523,228.86
                   ================================================================================================================
Average month
 end balance             15  $       435,377.13    - $ (9,082.89) 15  $        426,294.24   48   $      1,315,403.61
                   ===============================================================================================================


OAKWOOD MORTGAGE INVESTORS, INC. 1997-A
OAKWOOD ACCEPTANCE CORP. -  SERVICER
FISCAL YEAR ENDED SERIES REPORT
REPORTING:  FISCAL YEAR 1997

                                                                      Delinquency Analysis
                   ----------------------------------------------------------------------------------------------------------------

                    31 to 59 days                     60 to 89 days                 90 days and Over              Total Delinq.
                      Principal                      Principal                      Principal                    Principal
                   #  Balance               #        Balance               #        Balance             #        Balance
                   ----------------------------------------------------------------------------------------------------------------

Oct-96                  -  $              -        - $                   -        - $                 -        -    $
Nov-96                  -                 -        -                     -        -                   -        -             -
Dec-96                  -                 -        -                     -        -                   -        -             -
Jan-97                  -                 -        -                     -        -                   -        -             -
Feb-97                 41         1,322,577.12     2                52,296.63     -                   -         43     1,374,873.75
Mar-97                 35           973,554.59    21               669,827.39     1              43,797.68      57     1,687,179.66
Apr-97                 55         1,722,625.68    16               478,508.14    17             577,153.78      88     2,778,287.60
May-97                 69         2,183,383.22    27               854,764.52    24             783,723.66     120     3,821,871.40
Jun-97                 80         2,519,977.65    44             1,358,745.41    38           1,280,892.82     162     5,159,615.88
Jul-97                 80         2,614,021.70    41             1,299,912.21    63           2,108,069.08     184     6,022,002.99
Aug-97                 91         3,209,332.38    39             1,362,943.55    91           2,980,257.59     221     7,552,533.52
Sep-97                 85         2,645,962.88    49             1,755,400.13   106           3,792,858.89     240     8,194,221.90
                   ---------------------------------------------------------------------------------------------------------------

Total of month
 end balance          536  $      17,191,435.22   239  $         7,832,397.98   340 $       11,566,753.50    1,115  $ 36,590,586.70
                   =================================================================================================================

Average month
end balance           67  $         2,148,929.40  30  $            979,049.75   43  $        1,445,844.19      139  $  4,573,823.34
                   =================================================================================================================



OAKWOOD MORTGAGE INVESTORS, INC. 1997-A
OAKWOOD ACCEPTANCE CORP. -  SERVICER
FISCAL YEAR ENDED SERIES REPORT
REPORTING:  FISCAL YEAR 1997

REPOSSESSION LIQUIDATION REPORT


                      Liquidated                                                                                  Net
   Prepayment          Principal            Sales            Insur.            Total         Repossession     Liquidation
     Period             Balance            Proceeds          Refunds         Proceeds          Expenses         Proceeds
----------------------------------------------------------------------------------------------------------------------------------
SEE MONTHLY INVESTOR REPORT FOR DETAIL
Oct-96                        0.00            0.00            0.00              0.00              0.00           0.00
Nov-96                        0.00            0.00            0.00              0.00              0.00           0.00
Dec-96                        0.00            0.00            0.00              0.00              0.00           0.00
Jan-97                        0.00            0.00            0.00              0.00              0.00           0.00
Feb-97                        0.00            0.00            0.00              0.00              0.00           0.00
Mar-97                        0.00            0.00            0.00              0.00              0.00           0.00
Apr-97                   21,729.21       21,200.00        1,101.48         22,301.48          2,594.31      19,707.17
May-97                  125,241.70      104,400.00        3,230.77        107,630.77          5,759.83     101,870.94
Jun-97                  125,182.07       71,430.19        4,642.07         76,072.26          5,153.75      70,918.51
Jul-97                  185,550.80      176,200.00        9,638.99        185,838.99         10,427.64     175,411.35
Aug-97                   77,833.69       76,100.00          462.90         76,562.90          7,708.66      68,854.24
Sep-97                  371,091.15      333,800.00       11,070.49        344,870.49         43,555.61     301,314.88
                  ============================================================================================================
                        906,628.62      783,130.19       30,146.70        813,276.89         75,199.80     738,077.09
                  ============================================================================================================










                                                               Net                Current
   Prepayment    Unrecov.            FHA Insurance          Pass Thru           Period Net         Cumulative
     Period      Advances              Coverage              Proceeds           Gain/(Loss)     Gain/(Loss)
--------------------------------------------------------------------------------------------------------------
SEE MONTHLY INVESTOR REPORT FOR DETAIL
Oct-96                0.00                  0.00                 0.00                0.00
Nov-96                0.00                  0.00                 0.00                0.00
Dec-96                0.00                  0.00                 0.00                0.00
Jan-97                0.00                  0.00                 0.00                0.00
Feb-97                0.00                  0.00                 0.00                0.00
Mar-97                0.00                  0.00                 0.00                0.00
Apr-97              540.90                  0.00            19,166.27           (2,562.94)
May-97            4,704.66                  0.00            97,166.28          (28,075.42)
Jun-97            7,482.68             10,948.36            74,384.19          (50,797.88)
Jul-97           10,403.23                  0.00           165,008.12          (20,542.68)
Aug-97            5,623.76                  0.00            63,230.48          (14,603.21)
Sep-97           29,717.32                  0.00           271,597.56          (99,493.59)
                 ===========================================================================
                 58,472.55             10,948.36           690,552.90         (216,075.72)      (216,075.72)
                 ==========================================================================================




OAKWOOD MORTGAGE INVESTORS, INC. 1997-A
OAKWOOD ACCEPTANCE CORP. -  SERVICER
FISCAL YEAR ENDED SERIES REPORT
REPORTING:  FISCAL YEAR 1997

CERTIFICATE PRINCIPAL ANALYSIS

PRINCIPAL

                                     Original               Beginning               Current            Accelerated
               Cert.               Certificate             Certificate             Principal           Principal         Writedown
               Class                 Balances               Balances                Payable         Distribution         Amounts(1)
------------------------------------------------------------------------------------------------------------------------------------


A-1                                       36,152,000.00      36,152,000.00          (9,895,673.26)       0.00              0.00
A-1 Outstanding Writedown                          0.00               0.00                   0.00        0.00              0.00

A-2                                       32,798,000.00      32,798,000.00                   0.00        0.00              0.00
A-2 Outstanding Writedown                          0.00               0.00                   0.00        0.00              0.00

A-3                                       23,683,000.00      23,683,000.00                   0.00        0.00              0.00
A-3 Outstanding Writedown                          0.00               0.00                   0.00        0.00              0.00

A-4                                       11,771,000.00      11,771,000.00                   0.00        0.00              0.00
A-4 Outstanding Writedown                          0.00               0.00                   0.00        0.00              0.00

A-5                                       37,665,000.00      37,665,000.00                   0.00        0.00              0.00
A-5 Outstanding Writedown                          0.00               0.00                   0.00        0.00              0.00

A-6                                       16,197,000.00      16,197,000.00                   0.00        0.00              0.00
A-6 Outstanding Writedown                          0.00               0.00                   0.00        0.00              0.00

B-1                                       17,586,000.00      17,586,000.00                   0.00        0.00              0.00
B-1 Outstanding Writedown                          0.00               0.00                   0.00        0.00              0.00

B-2                                        9,255,770.00       9,255,770.00                   0.00        0.00              0.00
B-2 Outstanding Writedown                          0.00               0.00                   0.00        0.00              0.00


                                 --------------------------------------------------------------------------------------------------

                                         185,107,770.00     185,107,770.00          (9,895,673.26)       0.00              0.00
                                 ==================================================================================================









                                                               Ending                                   Principal Paid
               Cert.                                          Certificate                  Pool            Per $1,000
               Class                                            Balances                  Factor           Denomination
--------------------------------------------------------------------------------------------------------------------------


A-1                                                      26,256,326.74                    72.62759%         273.72
A-1 Outstanding Writedown                                         0.00                        0.00            0.00

A-2                                                      32,798,000.00                   100.00000%           0.00
A-2 Outstanding Writedown                                         0.00                        0.00            0.00

A-3                                                      23,683,000.00                   100.00000%           0.00
A-3 Outstanding Writedown                                         0.00                        0.00            0.00

A-4                                                      11,771,000.00                   100.00000%           0.00
A-4 Outstanding Writedown                                         0.00                        0.00            0.00

A-5                                                      37,665,000.00                   100.00000%           0.00
A-5 Outstanding Writedown                                         0.00                        0.00            0.00

A-6                                                      16,197,000.00                   100.00000%           0.00
A-6 Outstanding Writedown                                         0.00                        0.00            0.00

B-1                                                      17,586,000.00                   100.00000%           0.00
B-1 Outstanding Writedown                                         0.00                        0.00            0.00

B-2                                                       9,255,770.00                   100.00000%           0.00
B-2 Outstanding Writedown                                         0.00                        0.00            0.00


                                                    ---------------------

                                                        175,212,096.74
                                                    ===================


(1) THIS REPRESENTS THE AMOUNT OF LOSSES ON THE ASSETS THAT WERE ALLOCATED TO REDUCED THE OUTSTANDING PRINCIPAL BALANCE OF THE CERTIFICATES IN ACCORDANCE WITH THE APPLICABLE POOLING AND SERVICING AGREEMENT.


FISCAL YEAR ENDED SERIES REPORT
REPORTING:  FISCAL YEAR 1997

CERTIFICATE INTEREST ANALYSIS

          Certificate              Remittance       Beginning            Current                Total       Interest        Ending
             Class                    Rate           Balance             Accrual                Paid        Shortfall      Balance
                                 ---------------------------------------------------------------------------------------------------

A-1                                  6.53835%          0.00          1,144,486.88          1,144,486.88           0.00         0.00
A-1  Carryover Interest              0.00              0.00                  0.00                  0.00           0.00         0.00
A-1  Writedown Interest              0.00              0.00                  0.00                  0.00           0.00         0.00

A-2                                  6.40000%          0.00          1,399,381.36          1,399,381.36           0.00         0.00
A-2  Carryover Interest              0.00              0.00                  0.00                  0.00           0.00         0.00
A-2  Writedown Interest              0.00              0.00                  0.00                  0.00           0.00         0.00

A-3                                  6.65000%          0.00          1,049,946.32          1,049,946.32           0.00         0.00
A-3  Carryover Interest              0.00              0.00                  0.00                  0.00           0.00         0.00
A-3  Writedown Interest              0.00              0.00                  0.00                  0.00           0.00         0.00

A-4                                  6.85000%          0.00            537,542.32            537,542.32           0.00         0.00
A-4  Carryover Interest              0.00              0.00                  0.00                  0.00           0.00         0.00
A-4  Writedown Interest              0.00              0.00                  0.00                  0.00           0.00         0.00

A-5                                  7.12500%          0.00          1,789,087.52          1,789,087.52           0.00         0.00
A-5  Carryover Interest              0.00              0.00                  0.00                  0.00           0.00         0.00
A-5  Writedown Interest              0.00              0.00                  0.00                  0.00           0.00         0.00

A-6                                  7.45000%          0.00            804,451.04            804,451.04           0.00         0.00
A-6  Carryover Interest              0.00              0.00                  0.00                  0.00           0.00         0.00
A-6  Writedown Interest              0.00              0.00                  0.00                  0.00           0.00         0.00

B-1                                  7.45000%          0.00            873,438.00            873,438.00           0.00         0.00
B-1  Carryover Interest              0.00              0.00                  0.00                  0.00           0.00         0.00
B-1  Writedown Interest              0.00              0.00                  0.00                  0.00           0.00         0.00

B-2                                  8.02500%          0.00            495,183.68            495,183.68           0.00         0.00
B-2  Carryover Interest              0.00              0.00                  0.00                  0.00           0.00         0.00
B-2  Writedown Interest              0.00              0.00                  0.00                  0.00           0.00         0.00

X                                                      0.00          3,417,870.32          3,201,794.61(1)  216,075.71   216,075.71

Service Fee                                            0.00          1,204,522.24          1,204,522.24           0.00         0.00
                                       --------------------------------------------------------------    ---------------------------

                                                       0.00         12,715,909.68         12,499,833.97     216,075.71    216,075.71
RESERVE FUND DEPOSITS                                                                        629,208.38
                                                                                        ==================
                                                                                          11,870,625.59(2)
                                                                                        ===================




                                                       Interest Paid
          Certificate                                    Per $1,000                          Cert.               TOTAL
             Class                                      Denomination                         Class           DISTRIBUTION
                                                      ------------------------------------------------------------------------------


A-1                                                        31.66                   A-1                    11,040,160.14
A-1  Carryover Interest                                     0.00
A-1  Writedown Interest                                     0.00

A-2                                                        42.67                   A-2                     1,399,381.36
A-2  Carryover Interest                                     0.00
A-2  Writedown Interest                                     0.00

A-3                                                        44.33                   A-3                     1,049,946.32
A-3  Carryover Interest                                     0.00
A-3  Writedown Interest                                     0.00

A-4                                                        45.67                   A-4                       537,542.32
A-4  Carryover Interest                                     0.00
A-4  Writedown Interest                                     0.00

A-5                                                        47.50                   A-5                     1,789,087.52
A-5  Carryover Interest                                     0.00
A-5  Writedown Interest                                     0.00

A-6                                                        49.67                   A-6                       804,451.04
A-6  Carryover Interest                                     0.00
A-6  Writedown Interest                                     0.00

B-1                                                        49.67                   B-1                       873,438.00
B-1  Carryover Interest                                     0.00
B-1  Writedown Interest                                     0.00

B-2                                                        53.50                   B-2                       495,183.68
B-2  Carryover Interest                                     0.00
B-2  Writedown Interest                                     0.00

X                                                                                   X                      3,201,794.61

Service Fee                                                                                                1,204,522.24
                                                                                               ------------------------

                                                                                                          22,395,507.23
RESERVE FUND DEPOSITS                                                                                        629,208.38
                                                                                                   ========================
                                                                                                          21,766,298.85(2)




(1) RESERVE FUND DEPOSITS WERE MADE FROM CASH FLOWS ON THE ASSETS, AS REQUIRED BY THE APPLICABLE POOLING AND SERVICING AGREEMENT IN THE AGGREGATE AMOUNT OF $629,208.38. THESE DEPOSITS HAD THE EFFECT OF REDUCING CASH AVAILABLE TO MAKE DISTRIBUTIONS ON THE CLASS X CERTIFICATES . CONSEQUENTLY, THE ACTUAL TOTAL AMOUNT DISTRIBUTED ON THE CLASS X CERTIFICATES WAS $2,572,586.23 .

(2) PURSUANT TO THE APPLICABLE POOLING AND SERVICING AGREEMENT, $1,204,522.24 OF THE AMOUNTS AVAILABLE FOR DISTRIBUTION ON DISTRIBUTION DATES DURING THE FISCAL YEAR WERE USED TO PAY SERVICING FEES DUE THE SERVICER. CONSEQUENTLY, THE TOTAL INTEREST DISTRIBUTED ON THE CERTIFICATES DURING THE FISCAL YEAR WAS $11,295,311.73, AND THE TOTAL AMOUNT DISTRIBUTED ON THE CERTIFICATES DURING THE FISCAL YEAR WAS $20,561,776.62.

                         INDEPENDENT ACCOUNTANT'S REPORT


November 3, 1997

To the Board of Directors
of Oakwood Acceptance Corporation





We have examined management's assertion about Oakwood Acceptance Corporation's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS (USAP) as of and for the year ended September 30, 1997 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended September 30, 1997 is fairly stated, in all material respects.



/s/ PRICE WATERHOUSE LLP

November 3, 1997


Price Waterhouse LLP
Suite 1800
200 West 2nd Street
Winston-Salem, NC 27101

Ladies and Gentlemen:

As of and for the year ended September 30, 1997, Oakwood Acceptance Corporation
(OAC) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS (the "USAP"). As of and for this same period, OAC had in effect a fidelity bond and errors and omissions policy in the amount of $5,000,000 and $3,500,000 respectively.



/s/ Nicholas J. St. George                        /s/ C. Michael Kilbourne
----------------------------------------------   ------------------------------
Nicholas J. St. George, Chairman of the Board    C. Michael Kilbourne, President





/s/ Robert A. Smith                              /s/ Douglass R. Muir
----------------------------------------        -------------------------------
Robert A. Smith, EVP-Consumer Finance            Douglas R. Muir, VP, Treasurer/
                                                         Secretary



/s/ Matthew S. Hukill
----------------------------------
Matthew S. Hukill, Controller

                         OAKWOOD ACCEPTANCE CORPORATION
                          ANNUAL OFFICER'S CERTIFICATE

                        OAKWOOD MORTGAGE INVESTORS, INC.
                  SENIOR/SUBORDINATED PASS-THROUGH CERTIFICATES
                                  SERIES 1997-A


Pursuant to Section 3.13(a) of the Standard Terms to Pooling and Servicing Agreement (November 1995 Edition) which is incorporated in the Pooling and Servicing Agreement dated February 1, 1997 among Oakwood Mortgage Investors, Inc., Oakwood Acceptance Corporation (the "Servicer") and PNC Bank, N.A., the undersigned officer of the Servicer hereby certifies that a review of the activities of the Servicer during the period February 1, 1997 through September 30, 1997 and of its performance under the Pooling and Servicing Agreement has been made under his supervision and to the best of his knowledge, based on such review, the Servicer has fulfilled all its obligations under the Pooling and Servicing Agreement through such period.



By:  /s/ Douglas R. Muir
------------------------


Name:  Douglas R. Muir
-----------------------


Title:  Vice President
-----------------------


Date:  September 30, 1997
---------------------------